Form 10QSB
period 2001-03-31
DESERT SKY CONSULTING INC
filed 2001-05-03
CIK 1133268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                        Commission file number: 000-32313

                           Desert Sky Consulting, Inc.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                         86-1010346
(State or other jurisdiction of
incorporation or organization)               I.R.S. Employer Identification No.)


               8776 East Shea, Suite B3A323, Scottsdale, AZ 85260
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)
                                 (604) 602-9262
                              ---------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2001 was 7,000,000.

                                TABLE OF CONTENTS


Part I - Financial Information                                              Page

   Item 1.   Financial Statements:

           Condensed  Balance  Sheets  March 31, 2001  (unaudited)  and        3
           December 31, 2000

           Condensed Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited), and cummulative from
           inception on December 31, 1998 through March 31,  2001(unaudited)   4

           Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited), and cummulative from inception on
           December 31, 1998 through March 31, 2000 (unaudited)                5

           Statement of Changes in Stockholders'  equity for the period
           from December 31, 1998 to March 31, 2001 (unaudited)                6

           Notes to Financial Statements (unaudited)                           7

   Item 2.   Plan of operation

Part II - Other Information

  Item 1. Legal Proceedings                                                    7

  Item 2. Changes in Securities                                                7

  Item 6.  Exhibits and Reports on Form 8                                      7

                      DESERT SLY CONSULTING SERVICES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET

                                                 March, 31 December 31,
                                                      2001         2000
                                                (unaudited)
                                     ASSETS
 ASSETS                                         $        -  $         -
                                                ==========  ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

       Accounts payable, Officers                    1,430  $       470
       Shareholder advances                            750          750
                                                 ---------   ----------
       Total Current Liabilities                     2,180        1,220
                                                 ---------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                        7,000        7,000
     (Deficit) accumulated during the
     development stage                              (9,180)      (8,220)
                                                 ---------   ----------

Total Stockholders' Equity (Deficit)                (2,180)      (1,220)
                                                 ---------   ----------
                                                 $       -   $        -
                                                 =========   ==========

    The accompanying notes are an integral part of these financial statements

                      DESERT SLY CONSULTING SERVICES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATION
                                  (UNAUDITED)

                                                                        Cummulative
                                                                            from
                                                                         December 31,
                                                                            1998
                                                   Three Months Ended   (Inception)
                                                         March 31,          to
                                                      2001       2000 March 31, 2001
REVENUES                                        $        -  $       -  $       -
                                                ----------  ---------  ---------
EXPENSES
   General and administrative                          960        960      9,180
                                                ----------  ---------  ---------
   Total expenses                                      960        960      9,180
                                                ----------  ---------  ---------
NET (LOSS)                                      $     (960) $    (960) $  (9,180)
                                                ==========  =========  =========

NET (LOSS) PER SHARE                                     *          *
                                                ==========  =========  =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      7,000,000  7,000,000
                                                 =========  =========
*  less than $.01 per share

   The accompanying notes are an integral part of these financial statements

                      DESERT SKY CONSULTING SERVICES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Cummulative
                                                                             from
                                                                            31-Dec
                                                                             1998
                                                   Three Months Ended    (Inception)
                                                         March 31,                                  to
                                                      2001       2000 March 31, 2001
                                                   -------    ------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net ( loss)                                 $    (960) $    (960) $  (9,180)
     Adjustments to reconcile net loss to        ---------  ---------  ---------
     net cash used by operating activities:
          Common stock issued for services                                 7,000
    Changes in operating assets and
     liabilities:
             Increase (decrease) in accounts
             payable                                   960        960      2,180
                                                 ---------  ---------  ---------
             Net Cash (Used) by Operating
             Activities                                  -          -          -
                                                 ---------  ---------  ---------
NET (DECREASE) IN CASH                                   -          -          -

CASH AT BEGINNING OF PERIOD,                             -          -          -
                                                 ---------  ---------  ---------
CASH AT END OF PERIOD                            $       -  $       -  $       -
                                                 =========  =========  =========

    The accompanying notes are an integral part of these financial statements

                      DESERT SKY CONSULTING SERVICES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM DECEMBER 31, 1998 (INCEPTION)
                               TO MARCH 31, 2001

                                                                       (Deficit)
                                                                      Accumulated
                                                                      During the
                                                     Common   Stock   Development
(unaudited)                                         Shares     Amount    Stage        Total
                                                    ----------------- ----------  ---------
Balances, at inception                                   -  $       -  $       -  $       -
   Issuance of stock
    at $.001 per share                           7,000,000      7,000                              7,000
  Net (loss)                                                              (3,735)    (3,735)
                                                 ---------  ---------  ---------  ---------
Balances, December 31, 1999                     7,000,000       7,000     (3,735)     3,265
 Net (loss)                                                               (4,485)    (4,485)
                                                 ---------  ---------  ---------  ---------
Balances, December 31, 2000                      7,000,000      7,000     (8,220)    (1,220)
  Net (loss)                                                                (960)      (960)
                                                 ---------  ---------  ---------  ---------
Balances, March 31, 2001                         7,000,000  $   7,000  $  (9,180) $  (2,180)
                                                 ---------  ---------  ---------  ---------

    The accompanying notes are an integral part of these financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended December 31, 2000


ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


Desert Sky Consulting Services, Inc.
(Registrant)

Date:  May 3, 2001

By:/s/Kevin Ericksteen
----------------------
Kevin Ericksteen
President and Director