Form 10KSB
period 2002-12-31
DESERT SKY CONSULTING INC
filed 2003-07-09
CIK 1133268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------


                        Commission file number: 000-32313

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                         86-1010346
--------------------------------------------------------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)


               8776 East Shea, Suite B3A323, Scottsdale, AZ 85260
              ----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                  602 821 6492
                              ---------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX No
   ---   ---

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of December 31, 2002 was 7,000,000.

                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

        Indenpendent Auditor's Report ........................................ 3

        Balance Sheets ....................................................... 4

        Statements Of Operations ............................................. 5

        Statements Of Stockholder's Equity ................................... 6

        Statements of Cash Flows ............................................. 7

        Notes to Financial Statements ..................................... 8-13

Item 2   Plan of operation .................................................. 13

Part II - Other Information

Item 1. Legal Proceedings ................................................... 13

Item 2. Changes in Securities ............................................... 13

Item 6. Exhibits and Reports on Form 8-K .................................... 13

Signatures .................................................................. 14

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Wireless Billboards Technologies, Corp.
Kamloops, B.C. Canada

We have audited the accompanying balance sheets of Wireless Billboards Technologies, Corp. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002, and for the period from December 31, 1998 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wireless Billboards Technologies, Corp., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of each of the three years in the period ended December 31, 2002 and for the period from December 31, 1998 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Braverman & Company, P.C.
Prescott, Arizona
June 17, 2003

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                              December 31,
                                                          2002          2001
                                                    ------------- -------------

                                     ASSETS
                                   -----------


 CURRENT ASSETS                                      $          -   $         -
                                                    ------------- -------------

                                                      $         -   $         -
                                                    ============= =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ---------------------------------------------

CURRENT LIABILITIES

       Accounts payable, officers/shareholders       $      9,740   $     5,405
                                                    ------------- -------------


       Total Current Liabilities                            9,740         5,405
                                                    ------------- -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                               7,000         7,000
   (Deficit) accumulated during the development stage     (16,740)      (12,405)
                                                    ------------- -------------



Total Stockholders' Equity (Deficit)                       (9,740)       (5,405)
                                                    ------------- -------------

                                                                -             -
                                                    ============= =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       F-2

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                        Cummulative
                                                                                     from December 31,
                                                                                            1998
                                                                                        (Inception)
                                                                                             to
                                            Years Ended December 31,                    December 31,
                                         -----------------------------------------------------------
                                               2002           2001          2000           2002
                                         -------------- -------------- -------------- --------------

REVENUE                                   $           -  $           -  $           -  $           -
                                         -------------- -------------- -------------- --------------

EXPENSES
  General and adminstrative                       4,335          4,185          4,485         16,740
                                         -------------- -------------- -------------- --------------

    TOTAL EXPENSES                                4,335          4,185          4,485         16,740
                                         -------------- -------------- -------------- --------------


NET (LOSS)                                $      (4,335) $      (4,185) $      (4,485) $     (16,740)
                                         ============== ============== ============== ==============

NET (LOSS) PER COMMON SHARE-BASIC         $      *       $      *       $      *
                                         ============== ============== ==============
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                  7,000,000      7,000,000      7,000,000
                                         ============== ============== ==============

* Less than $(.01) per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)





                                                                           (Deficit)
                                                                         Accumulated
                                                  Common Stock            During the
                                         -----------------------------    Development
                                            Shares           Amount          Stage            Total
                                         -------------- -------------- -------------- --------------
Balances, at inception                                -  $           -  $           -  $           -
 Issuance of stock, January 12,1999
    at $.001 per share                        7,000,000          7,000                         7,000
 Net (loss) for the year                                                       (3,735)        (3,735)
                                         -------------- -------------- -------------- --------------
Balances, December 31, 1999                   7,000,000          7,000         (3,735)         3,265
 Net (loss) for the year                                                       (4,485)        (4,485)
                                         -------------- -------------- -------------- --------------
Balances, December 31, 2000                   7,000,000          7,000         (8,220)        (1,220)
 Net (loss) for the year                                                       (4,185)        (4,185)
                                         -------------- -------------- -------------- --------------
Balances, December 31, 2001                   7,000,000          7,000        (12,405)        (5,405)
 Net (loss) for the year                                                       (4,335)        (4,335)
                                         -------------- -------------- -------------- --------------
Balances, December 31, 2002                   7,000,000  $       7,000  $     (16,740) $      (9,740)
                                         ============== ============== ============== ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                Cummulative
                                                                                             from December 31,
                                                                                                   1998
                                                                                               (Inception)
                                                                  Years Ended December 31,          to
                                                           ----------------------------------   December 31,
                                                               2002        2001        2000         2002
                                                           ----------  ----------  ----------  -------------
OPERATING ACTIVITIES
    Net (loss) from operations                               $ (4,335)   $ (4,185)   $ (4,485)   $   (16,740)
    Adjustments to reconcile net (loss) to net
      cash used by operating activities:
        Changes in-
                Accounts payable                                             (470)        470              -
                                                           ----------  ----------  ----------  -------------


              NET CASH (USED BY) OPERATING ACTIVITIES          (4,335)     (4,655)     (4,015)       (16,740)
                                                           ----------  ----------  ----------  -------------

FINANCING ACTIVITIES

    Shareholder advances                                        4,335       4,655       4,015          9,740
    Proceeds from sale of common stock                              -          -            -          7,000
                                                           ----------  ----------  ----------  -------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES         4,335       4,655       4,015         16,740
                                                           ----------  ----------  ----------  -------------

              NET INCREASE IN CASH                                  -           -           -              -
                                                           ----------  ----------  ----------  -------------

              CASH, BEGINNING OF PERIOD                             -           -           -              -
                                                           ----------  ----------  ----------  -------------

              CASH, END OF PERIOD                            $      -     $     -     $     -    $         -
                                                           ==========  ==========  ========== ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                            (A Development Company)
                         NOTES TO FINANCAIL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
-------

Wireless Billboards Technologies, CORP. (the Company), formerly Desert Sky Consulting, Inc., is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed December 31, 1998. Since inception it has had no operations and is a reporting company having filed a Form 10-SB which became effective. The accompanying financial statements and footnotes reference financial information which would have been included in filings on Forms 10-KSB and 10-QSB through December 31, 2002. The Company's year-end is December 31.

Going Concern
-------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. Management's plan is to pursue a stock exchange transaction with a viable entity. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes
------------

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year end.

For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 2002 and 2001, accumulated deductible expenses incurred of $16,740 and $12,405, respectively, resulting in a deferred tax asset of $3,348 and $2,480, respectively. A valuation allowance of $3,348 and $2,480 has been provided at those dates since there is no assurance at either date of realizing this deferred tax asset. Tax deductible losses, when provided, can be carried forward for 20 years until utilized.

Earnings (loss) Per Common Share
--------------------------------

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share". For loss per share and financial presentation purposes, all shares outstanding were considered issued at inception of the Company.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.


NOTE 2 - OPERATING EXPENSES

Operating expenses since inception include amounts incurred by the Company for management services, incorporation and annual charter fees, office expenses, filing fees, resident agent and auditing and review services at the lower of cost or fair value. Since the Company has never maintained a bank account, all such expenses incurred to date have been paid by the principal shareholder, less the proceeds received from the sale of the 7,000,000 shares of the Company's common stock of $7, 000.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

NOTE 4 - CONDENSED QUARTERLY INFORMATION FOR 2002-UNAUDITED


                                                                                       Cummulative
                                                                                          from
                                                                                      December 31,
                                                                                          1998
                                           Three Months               Year to Date     (Inception)
                                  ----------------------------------------------------------------
STATEMENTS OF OPERATIONS               2002         2001          2002         2001
March 31

Expenses-General and Administrative  $1,710         $960        $1,710         $960        $14,115

Net loss                             (1,710)        (960)       (1,710)        (960)       (14,115)
Loss per share                            *            *             *            *
* less than (.01)

June 30

Expenses-General and Administrative    $875       $1,075        $2,785       $2,035        $14,990

Net loss                               (875)      (1,075)       (2,785)      (2,035)       (14,990)
Loss per share                            *            *             *            *
* less than (.01)

September 30

Expenses-General and Administrative    $875       $1,075        $3,660       $3,110        $15,865

Net loss                               (875)      (1,075)       (3,660)      (3,110)       (15,865)
Loss per share                            *            *             *            *
* less than (.01)

STATEMENTS OF CASH FLOWS

March 31
OPERATING ACTIVITIES

         Net (loss) from operations                           $ (1,710)       $(960)      $(14,115)
                                                         ------------- ------------ --------------
NET CASH (USED BY) OPERATING ACTIVITIES                         (1,710)        (960)       (14,115)
                                                         ------------- ------------ --------------
FINANCING ACTIVITIES
         Shareholder advances                                    1,710          960          7,315
         Proceeds from sale of common stock                                                  7,000
                                                         ------------- ------------ --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,710          960         14,115
                                                         ------------- ------------ --------------

NET INCREASE IN CASH                                                 -            -              -


CASH, BEGINNING OF PERIOD                                            -            -              -
                                                         ------------- ------------ --------------

CASH, END OF PERIOD                                        $         -   $        -   $          -
                                                         ============= ============ ==============

JUNE 30
OPERATING ACTIVITIES

         Net (loss) from operations                           $ (2,785)     $(2,035)      $(14,990)
                                                         ------------- ------------ --------------
NET CASH (USED BY) OPERATING ACTIVITIES                         (2,785)      (2,035)       (14,990)
                                                         ------------- ------------ --------------
FINANCING ACTIVITIES
         Shareholder advances                                    2,785        2,035          8,190
         Proceeds from sale of common stock                                                  7,000
                                                         ------------- ------------ --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        2,785        2,035         14,990
                                                         ------------- ------------ --------------

NET INCREASE IN CASH                                                 -            -              -

CASH, BEGINNING OF PERIOD                                            -            -              -
                                                         ------------- ------------ --------------

CASH, END OF PERIOD                                        $         -    $       -    $         -
                                                         ============= ============ ==============


September 30
OPERATING ACTIVITIES
         Net (loss) from operations                           $ (3,660)   $  (3,110)      $(15,865)
                                                         ------------- ------------ --------------


NET CASH (USED BY) OPERATING ACTIVITIES                         (3,660)      (3,110)       (15,865)
                                                         ------------- ------------ --------------

FINANCING ACTIVITIES
         Shareholder advances                                    3,660        3,110          9,065
         Proceeds from sale of common stock                                                  7,000
                                                         ------------- ------------ --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        3,660        3,110         15,865
                                                         ------------- ------------ --------------

NET INCREASE IN CASH                                                 -            -              -

CASH, BEGINNING OF PERIOD                                            -            -              -
                                                         ------------- ------------ --------------

CASH, END OF PERIOD                                        $         -   $        -   $          -
                                                         ============= ============ ==============








                                                                                                             December
BALANCE SHEETS                                                 September 30,      June 30,      March 31,       31,
                                                                    2002            2002          2002         2001
                                                                                             ------------ ------------
                                                ASSETS                                                      (audited)
                                             -----------
 CURRENT ASSETS                                              $             -   $          -   $        -   $         -
                                                           ----------------- -------------- ------------ -------------

                                                             $             -   $          -   $        -   $         -
                                                           ================= ============== ============ =============




                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

BALANCE SHEETS


       Accounts payable, officers/shareholders                     $   8,865      $   7,990    $   7,115     $   1,220
                                                           ----------------- -------------- ------------ -------------

       Total Current Liabilities                                       8,865          7,990        7,115         1,220
                                                           ----------------- -------------- ------------ -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                                          7,000          7,000        7,000         7,000
     (Deficit) accumulated during the development stage              (15,865)       (14,990)     (14,115)       (8,220)
                                                           ----------------- -------------- ------------ -------------

Total Stockholders' Equity (Deficit)                                  (8,865)        (7,990)      (7,115)       (1,220)
                                                           ----------------- -------------- ------------ -------------

                                                              $            -   $          -   $        -   $         -
                                                           ================= ============== ============ =============

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



UNAUDITED FOOTNOTES

NOTE 5 - BASIS OF PRESENTATION-INTERIM FIANCIAL INFORMATION

In the opinion of management, the above accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, June 30, and March 31, 2002 and the results of its operations and cash flows for the nine, six and three months ended in 2002 and 2001 have been made. Operating results for these periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.These condensed financial statements should be read in conjunction with the financial statements and notes referred to above.

NOTE 6 - PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital until its objectives have been reached.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     99.1 CERTIFICATE OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
     99.2 CERTIFICATE OF CHIEF FINANCAIL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
     99.3 CERTIFICATION  PURSUANT  TO 18 U.S.C.  1350,  AS ADOPTED  PURSUANT  TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the year covered by this report.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
(Registrant)

Date: July 7, 2003

By:/s/Kevin Ericksteen
----------------------
Kevin Ericksteen
President and Director

                                  EXHIBIT 99.1
                                  ------------

                         CERTIFICATE OF CHIEF EXECUTIVE
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin Ericksteen, certify that:

1. I have reviewed this Form 10-KSB for the period ended December 31, 2002 of WIRELESS BILLBOARDS TECHNOLOGIES, CORP.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

(c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 7, 2003                              /s/ Kevin Ericksteen
                                                --------------------------------
                                                    Kevin Ericksteen
                                                    Chief Executive Officer

                                  EXHIBIT 99.2
                                  ------------

                     CERTIFICATE OF CHIEF FINANCAIL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin Ericksteen, certify that:

1. I have reviewed this Form 10-KSB for the period ended December 31, 2002 of WIRELESS BILLBOARDS TECHNOLOGIES, CORP.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

(c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: July 7, 2003                               /s/ Kevin Ericksteen
                                                --------------------------------
                                                    Kevin Ericksteen
                                                    Chief Financail Officer

                                  EXHIBIT 99.3
                                   -----------
                            CERTIFICATION PURSUANT TO

                                 18 U.S.C. 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WIRELESS BILLBOARDS TECHNOLOGIES, CORP. (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, in my capacity as Treasurer and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: July 7, 2003                               /s/ Kevin Ericksteen
                                                --------------------------------
                                                    Kevin Ericksteen
                                                    Chief Financail Officer