Form 10QSB
period 2003-09-30
WIRELESS BILLBOARDS TECHNOLOGIES CORP
filed 2004-02-12
CIK 1133268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2003 was 7,000,000.

                  WIRELESS BILLBOARDS TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1. Financial Statements:

        Condensed  Balance  Sheets  September  30, 2003  (unaudited)  and
        December 31, 2002 .................................................... 3

        Unaudited  Condensed  Statements of Operations  for the three and nine months ended  September 30, 2003, and 2002, and  cummulative from inception on December 31, 1998 through September 30, 2003 ....... 4

        Unaudited Condensed  Statements of Cash Flows for the nine months
        ended  September  30,  2003,  and  2002,  and  cummulative   from
        inception on December 31, 1998 through September 30, 2003 ............ 5

        Statement of Changes in Stockholders'  equity for the period from
        December 31, 1998 to September 30,, 2003 (unaudited) ................. 6

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

Signatures ................................................................... 8

Part I Financial Information

Item 1. Financial Statements

                  WIRELESS BILLBOARDS TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS



                                               September 30,    December 31,
                                                    2003           2002
                                               -------------- --------------
                                                 (unaudited)


                                     ASSETS
                                   ----------

 ASSETS                                         $           -   $          -
                                               ============== ==============




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

    Shareholder advances                        $      13,060  $       9,740
                                               -------------- --------------

    Total Current Liabilities                          13,060          9,740
                                               -------------- --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
    shares authorized, 7,000,000 issued and
      outstanding                                       7,000          7,000
    (Deficit) accumulated during the
      development stage                               (20,060)       (16,740)
                                               -------------- --------------


Total Stockholders' Equity (Deficit)                  (13,060)        (9,740)
                                               -------------- --------------

                                                $           -  $           -
                                               ============== ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  WIRELESS BILLBOARDS TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         Cummulative
                                                                                            from
                                                                                         December 31,
                                       Three Months Ended        Nine Months Ended           1998
                                          September 30,             September 30,        (Inception)
                                  ------------------------- -------------------------         to
                                        2003         2002         2003         2002   September 30, 2003
                                  ------------ ------------ ------------ ------------ ------------------

REVENUES                           $         -   $        -  $         -  $         -    $             -
                                  ------------ ------------ ------------ ------------ ------------------
EXPENSES
    General and administrative           1,285          875        3,320        3,660             20,060
                                  ------------ ------------ ------------ ------------ ------------------
    Total expenses                       1,285          875        3,320        3,660             20,060
                                  ------------ ------------ ------------ ------------ ------------------
NET (LOSS)                         $    (1,285) $      (875) $    (3,320) $    (3,660)   $       (20,060)
                                  ============ ============ ============ ============ ==================
NET (LOSS) PER SHARE                      *            *            *            *
                                  ============ ============ ============ ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          7,000,000    7,000,000    7,000,000    7,000,000
                                  ============ ============ ============ ============
*  less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  WIRELESS BILLBOARDS TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Cummulative
                                                                               from
                                                                            December 31,
                                                     Nine Months Ended         1998
                                                       September 30,        (Inception)
                                               -------------------------        to
                                                    2003         2002   September 30, 2003
                                               ------------ ------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net ( loss)                                 $    (3,320) $    (3,660)   $       (20,060)
                                               ------------ ------------ ------------------
       Net Cash (Used) by Operating Activities       (3,320)      (3,660)           (20,060)
                                               ------------ ------------ ------------------
FINANCING ACTIVITIES
    Shareholder advances                              3,320        3,660             13,060
    Proceeds from sale of common stock                                                7,000
                                               ------------ ------------ ------------------
                                               ------------ ------------ ------------------
       Net Cash Provided by Financing Activities      3,320        3,660             20,060
                                               ------------ ------------ ------------------
NET (DECREASE) IN CASH                                    -            -                  -

CASH AT BEGINNING OF PERIOD,                              -            -                  -
                                               ------------ ------------ ------------------
CASH AT END OF PERIOD                           $         -  $         -    $             -
                                               ============ ============ ==================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  WIRELESS BILLBOARDS TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                       (Deficit)
                                                                      Accumulated
                                                    Common Stock       During the
                                            ------------------------- Development
                                               Shares       Amount       Stage          Total
                                            ------------ ------------ ------------ ------------
audited
Balances, at inception                                 -  $         -  $         -  $         -
  Issuance of stock
    at $.001 per share                         7,000,000        7,000                     7,000
   Net (loss)                                                               (3,735)      (3,735)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 1999                    7,000,000        7,000       (3,735)       3,265
   Net (loss)                                                               (4,485)      (4,485)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2000                    7,000,000        7,000       (8,220)      (1,220)
   Net (loss)                                                               (4,185)      (4,185)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2001                    7,000,000        7,000      (12,405)      (5,405)
   Net (loss) for the nine months                                           (4,335)      (4,335)
                                            ------------ ------------ ------------ ------------
Balances, September 30, 2002                   7,000,000        7,000      (16,740)      (9,740)

(unaudited)
 Net (loss) for the nine months                                             (3,320)      (3,320)
                                            ------------ ------------ ------------ ------------
Balances, September 30, 2003 (unaudited)       7,000,000  $     7,000  $   (20,060) $   (13,060)
                                            ============ ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2003 and the results of its operations and cash flows for the three and none months ended September 30, 2003 and 2002 have been made. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2002.


ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, and unrelated parties who have financed its existence to date. Management of the Company believes that its shareholders and unrelated parties will continue to provide the finances the Company requires until it can raise additional capital with which to pursue ventures similar to the ones it has previously sought.


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

          Form 8-K filed 07-29-2003 - Amendments to the Company's Articles of Incorporation for the purpose of changing the name of the Corporation to Wireless Billboards Technologies Corp. The name change became effective on September 11, 2002.

          Form 8-K filed 08-21-2003 - Kevin Ericksteen resigned as the President & Director and Deanna Olson resigned as Secretary, Treasurer & Director. The Board of Directors appointed Arshad Shah to replace Mr. Ericksteen as President, and Joe Markevich to replace Ms. Olson as Secretary and Treasurer of Registrant.



SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


WIRELESS BILLBOARDS TECHNOLOGIES CORPORATION
(Registrant)

Date: February 10, 2004

By:/s/Arshad Shah
----------------------------
Arshad Shah
President and Director

                                  EXHIBIT 31.1
                                  CERTIFICATION

I, Arshad Shah, certify that:

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

Date: February 10, 2004
/s/ Arshad Shah
------------------------
By: Arshad Shah, CEO

                                  EXHIBIT 31.2
                                  CERTIFICATION

I, Arshad Shah, certify that:

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

Date: February 10, 2004
/s/ Arshad Shah
-------------------------
By: Arshad Shah, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WIRELESS BILLBOARDS TECHNOLOGIES CORPORATION (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arshad Shah, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Arshad Shah
                                                  ---------------------------
Date: February 10, 2004                               Arshad Shah
                                                      Chief Executive Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WIRELESS BILLBOARDS TECHNOLOGIES CORPORATION (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arshad Shah, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Arshad Shah
                                                   --------------------------
Date: February 10, 2004                                Arshad Shah
                                                       Chief Financial Officer