Form 10KSB
period 2003-12-31
WIRELESS BILLBOARDS TECHNOLOGIES CORP
filed 2004-06-29
CIK 1133268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to______________

                         Commission File No.: 000-32313

                     Wireless Billboards Technologies Corp.
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

          1100- 789 West Pender Street, Vancouver, BC, V6C 1H2, Canada
          ------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

Issuer's telephone number: 604-687-7472

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

As of December 31, 2003, we had 7,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify  the language in this Form 10-KSB,  Wireless Billboards Technologies
 Corp., is referred to herein as the "Company" or "We."

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
ITEM 8  CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING &
        FINANCIAL DISCLOSURE ................................................ 12

Part II

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS & CONTROL PERSONS,
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................... 15
                The Directors and Officers of the Company ................... 15
                Compliance with Section 16(a) of the Exchange Act ........... 15
ITEM 10 EXECUTIVE COMPENSATION .............................................. 15
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT ........ 15
                Security Ownership of Beneficial Owners ..................... 16
                Security Ownership of Management ............................ 16
ITEM 12 CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS ........................ 16
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .................................... 16
                Exhibits .................................................... 16
                Reports on Form 8-K ......................................... 16
SIGNATURES .................................................................. 17

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                                   The Company

Wireless Billboards Technologies Corp. (the "Company") is a Nevada corporation formed on December 31, 1998. Its principal place of business is located at 1100-789 West Pender Street, Vancouver, BC, V6C 1H2, Canada. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies. The Company has been in the developmental stage since its inception and has no operating history other than organizational matters.

                             Business of the Company

The Company plans to persue Wireless Media, News, Messaging, etc. The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the the fiscal year covered by this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for the Company's common stock

                                     Holders

At December 31, 2003, there were approximately 30 holders of record of the Company's common stock.

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

STATEMENTS OF OPERATIONS ................................................... F-3

STATEMENTS OF STOCKHOLDERS' EQUITY ......................................... F-4

STATEMENTS OF CASH FLOWS ................................................... F-5

NOTES TO FINANCIAL STATEMENTS .............................................. F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Wireless Billboards Technologies, Corp.
Vancouver, BC

We have audited the accompanying balance sheets of Wireless Billboards Technologies, Corp. (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period then ended, and for the period from December 31, 1998 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wireless Billboards Technologies, Corp., as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period then ended, and for the period from December 31, 1998 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Braverman & Company, P.C.
Prescott, Arizona
June 22, 2004


                                      F-1

                        Wireless Billboards Technologies Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET





                                     ASSETS
                                    ---------

 CURRENT ASSETS-cash                                               $        211
                                                                 --------------

                                                                   $        211
                                                                 ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

     Accounts payable, officers/shareholders                       $      2,902
                                                                 --------------

     Total Current Liabilities                                            2,902
                                                                 --------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 25,000,000 shares
        authorized, 7,000,000 issued and outstanding                      7,000
     Paid in capital                                                     13,060
    (Deficit) accumulated during the development stage                  (22,751)
                                                                 --------------

              Total Stockholders' Equity (Deficit)                       (2,691)
                                                                 --------------

                                                                   $        211
                                                                 ==============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       Wireless Billboards Technologies Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                   Cumulative
                                                               from December 31,
                                                                      1998
                                                                   (Inception)
                                            Years Ended                to
                                             December 31,          December 31,
                                   ----------------------------- --------------
                                          2003           2002           2003
                                   -------------- -------------- --------------
REVENUE                             $           -  $           -  $           -
                                   -------------- -------------- --------------
EXPENSES

  General and adminstrative                  4,156          3,660        20,896
  Resarch and development                    1,855                        1,855
                                   -------------- -------------- --------------

    TOTAL EXPENSES                           6,011          3,660        22,751
                                   -------------- -------------- --------------
NET (LOSS)                          $       (6,011) $      (3,660) $    (22,751)
                                   =============== ============== =============

NET (LOSS) PER COMMON SHARE-BASIC   $        *     $       *
                                   =============== ==============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING             7,000,000      7,000,000
                                   =============== ==============

* Less than $(.01) per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        Wireless Billboards Technologies Corp.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   (Deficit)
                                                                                  Accumulated
                                               Common Stock                       During the
                                    -----------------------------   Paid In       Development
                                         Shares        Amount       Capital          Stage         Total
                                    -------------- -------------- ------------- -------------- --------------
Balances, at inception                           -   $          -   $         -   $          -  $           -
 Issuance of stock, January 12,1999
    at $.001 per share                   7,000,000          7,000             -                         7,000
 Net (loss) for the year                                                                (3,735)        (3,735)
                                    -------------- -------------- ------------- -------------- --------------
Balances, December 31, 1999              7,000,000          7,000             -         (3,735)         3,265
 Net (loss) for the year                                                                (4,485)        (4,485)
                                    -------------- -------------- ------------- -------------- --------------
Balances, December 31, 2000              7,000,000          7,000             -         (8,220)        (1,220)
 Net (loss) for the year                                                                (4,185)        (4,185)
                                    -------------- -------------- ------------- -------------- --------------
Balances, December 31, 2001              7,000,000          7,000             -        (12,405)        (5,405)
 Net (loss) for the year                                                                (4,335)        (4,335)
                                    -------------- -------------- ------------- -------------- --------------
Balances, December 31, 2002              7,000,000          7,000             -        (16,740)        (9,740)
 Contirbuted capital                                                     13,060                        13,060
                                    -------------- -------------- ------------- -------------- --------------
 Net (loss) for the year                                                                (6,011)        (6,011)
                                    -------------- -------------- ------------- -------------- --------------
Balances, December 31, 2003              7,000,000  $       7,000  $     13,060  $     (22,751) $      (2,691)
                                    ============== ============== ============= ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        Wireless Billboards Technologies Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                               Cumulative
                                                                            from December 31,
                                                                                   1998
                                                         Years Ended             Inception
                                                         December 31,               to
                                                ----------------------------   December 31,
                                                      2003           2002           2003
                                                -------------- -------------- --------------
OPERATING ACTIVITIES
     Net (loss) from operations                   $     (6,011)  $     (3,660) $     (22,751)
                                                -------------- -------------- --------------

NET CASH (USED BY) OPERATING ACTIVITIES                 (6,011)        (3,660)       (22,751)
                                                -------------- -------------- --------------

FINANCING ACTIVITIES
     Shareholder advances                                6,222          3,660         15,962
     Proceeds from sale of common stock                                     -          7,000
                                                -------------- -------------- --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                6,222          3,660         22,962
                                                -------------- -------------- --------------

NET INCREASE IN CASH                                       211              -            211
                                                -------------- -------------- --------------
CASH, BEGINNING OF PERIOD                                    -              -              -
                                                -------------- -------------- --------------

CASH, END OF PERIOD                               $        211  $           -  $         211
                                                ============== ============== ==============


Supplemental Schedule of Noncash
   Investing and Financing Activities:

Contribution of shareholder advances to capital   $     13,060                  $     13,060
                                                ============== ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Wireless Billboards Technologies, Corp. (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed December 31, 1998. Since inception it has had no operations and is a reporting company having filed a Form 10-SB which became effective. The Company's year-end is December 31.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's current plan is to acquire in the near term, the assets of a business currently in the research and development stage, which the president of the Company owns.

Income Taxes

Income taxes in are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.


Earnings (loss) Per Common Share

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


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Software Research and Development Costs

Software R&D costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred, a separate component of operating expense. Technological feasibility is established upon completion of a working model, which is typically demonstrated after initial beta testing is completed. Software development costs incurred subsequent to the time a product's technological feasibility has been established, through the time the product is available for general release to customers, are capitalized if material. To date, software research and development costs have been incurred prior to the establishment of technological feasibility.

Software research and development costs are charged to research and development expense as incurred. No such expense was incurred during prior to 2003. Total research costs for the year were $1,855.

The Company is currently engaged in research and development activities in connection with wireless technology. The president of the Company has financed this activity commencing with the last quarter of 2003.

NOTE 2 - RELATED PARTY TRANSACTIONS

Operating expenses since inception include amounts incurred by the Company for management services, incorporation, annual charter fees, office expenses, filing fees, resident agent fees, and auditing and review services at the at fair value determined by the Board of Directors. All such expenses incurred have been paid or incurred by the former president's father, less the proceeds received from the sale of the 7,000,000 shares of the Company's common stock of $7, 000, at inception.

As of September 30, 2003, the accumulated amount of such expenses, net of the proceeds of common stock was $13,060. This amount was forgiven and reclassified as paid in capital as of that date. Subsequently, the current president was credited with $675 for office overhead and services rendered from October to December 2003.


NOTE 3 - INCOME TAXES

There was no current federal tax provision or benefit for any period since inception, nor were there any recorded deferred income tax assets as such amounts were completely offset by valuation allowances. All expenses incurred to date are considered start-up costs for income tax purposes, and will become deductible once the Company's business commences. Such costs are subject to amortization over a 5 year period, unless permanently capitalized. Therefore, the Company has no net operating loss carryovers for income tax purposes.

The following is an analysis of deferred tax assets for as of December 31, 2002 and 2003.

                                             Deferred     Valuation
                                             Tax Assets   Allowance     Balance
                                             ----------   ---------    --------
Deferred tax assets at December 31, 2002      $   3,348      (3,348)   $    -0-
Additions for 2003                                1,202      (1,202)        -0-
                                             ----------   ---------    --------
Deferred tax assets at December 31, 2003      $   4,550    $ (4,550)   $    -0-
                                             ==========   =========    ========

The following is reconciliation from the expected statutory federal income tax provision to the Company's actual income tax (benefit) for the years ended December 31:

                                                                 2003      2002
                                                             --------  --------
Expected income tax (benefit) at federal statutory tax rate  $ (1,202) $  ( 867)
Valuation allowance                                             1,202       867
                                                             --------  --------
Actual income tax (benefit)                                  $    -0-  $    -0-
                                                             ========  ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.


NOTE  5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS 148 Accounting for Stock-Based Compensation-Transition and Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150 Financial  Instruments  with  Characteristics  of both  Liabilities and
Equity

This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

Interpretation No. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional

Interpretation No. 46 (FIN 46)

subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

                                      F-6

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name                       Age                      Positions and Offices Held
----------------           ---                      --------------------------
Arshad A. Shah             48                       Director/President

Faisel Naim                29                       Director

Joe Markevich              59                       Secretary/Treasurer


Arshad A. Shah

Mr. Shah has been a successful private businessman for over 16 years. He has been involved with several publicly traded companies serving in various roles from Director to Executive Officer. His broad understanding and experience gained by following the global wireless industry and emerging technologies brings excellent insight into the goals and vision of the corporation. Shah was educated at Islamia College, University of Peshawar, NWFP, Pakistan and the University of Washington.

Mr.  Naim  has   international   experience   in   management,   marketing   and
administration. He has worked for a diamond mining company, dealing with administration, management and operational issues. He started his career as a banker, specializing in deposit mobilization and business development. He has a broad understanding of international business practices. Mr. Naim was educated in the United Kingdom and the Republic of Greece. He did a year of Law and Management Science at Keele University, Staffordshire, in the United Kingdom. Mr. Naim holds an undergraduate business degree in Marketing & Management from the American College of Greece in Athens, Greece.

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

Security Ownership of Beneficial Owners:
----------------------------------------

Beneficial Owner    Class    Amount     Nature of Ownership   Percentage
----------------    -----    ------     -------------------   ------------
Arshad A. Shah     Common    -NIL-      N/A                   0.0 %

Faisel Naim        Common    -NIL-      N/A                   0.0 %

Joe Markevich      Common    -NIL-      N/A                   0.0 %
--------------------------------------------------------------------------------
TOTAL
Common Shares: 0

Security Ownership of Management:
---------------------------------

Beneficial Owner    Class    Amount     Nature of Ownership   Percentage
----------------    -----    ------     -------------------   ------------
Arshad A. Shah     Common    -NIL-      N/A                   0.0 %

Faisel Naim        Common    -NIL-      N/A                   0.0 %

Joe Markevich      Common    -NIL-      N/A                   0.0 %
--------------------------------------------------------------------------------
TOTAL
Common Shares: 0

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

Wireless Billboards Technologies Corp.

Dated: June 28, 2004

By: /s/ Arshad A. Shah
    --------------------
        Arshad A. Shah
        President

By: /s/ Joe Markevich
    --------------------
        Joe Markevich
        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 28, 2004

By: /s/ Arshad A. Shah
    --------------------
        Arshad A. Shah
        President

By: /s/ Joe Markevich
    --------------------
        Joe Markevich
        Treasurer

                                  EXHIBIT 31.1
                                  CERTIFICATION

I, Arshad Shah, certify that:

1. I have reviewed this annual report on Form 10-KSB of WIRELESS BILLBOARDS TECHNOLOGIES CORPORATION;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 28, 2004
/s/ Arshad Shah
------------------------
By: Arshad Shah, CEO

                                  EXHIBIT 31.2
                                  CERTIFICATION

I, Arshad Shah, certify that:

1. I have reviewed this annual report on Form 10-KSB of WIRELESS BILLBOARDS TECHNOLOGIES CORPORATION;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 28, 2004
/s/ Arshad Shah
-------------------------
By: Arshad Shah, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of WIRELESS BILLBOARDS TECHNOLOGIES CORPORATION (the "Company") on Form 10-KSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arshad Shah, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Arshad Shah
                                                  ---------------------------
Date: June 28, 2004                                   Arshad Shah
                                                      Chief Executive Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of WIRELESS BILLBOARDS TECHNOLOGIES CORPORATION (the "Company") on Form 10-KSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arshad Shah, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Arshad Shah
                                                   --------------------------
Date: June 28, 2004                                    Arshad Shah
                                                       Chief Financial Officer