Form 10QSB
period 2004-03-31
WIRELESS BILLBOARDS TECHNOLOGIES CORP
filed 2004-06-30
CIK 1133268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004


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


          1100- 789 West Pender Street, Vancouver, BC, V6C 1H2, Canada
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                  604-687-7492
                              ---------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX  No
   ----    ----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2004 was 7,000,000.

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS


 TABLE OF CONTENTS


Part I    Financial Information

  Item 1. Financial Statements:

          Condensed Balance Sheets
          March 31, 2004 (unaudited) and December 31, 2003....................3

          Unaudited Condensed Statements of Operations for the
          three months ended March 31, 2004 and 2003, and cummulative from inception on December 31, 1998 through March 31, 2004 .........4

          Unaudited Condensed Statements of Cash Flows for the
          three months ended March 31, 2004 and 2003, and cummulative from inception on December 31, 1998 through March 31, 2004 .........5

          Statement of Changes in Stockholders' equity for the period from
          December 31, 1998 to March 31, 2004 (unaudited).....................6

          Notes to Financial Statements (unaudited)...........................7

  Item 2. Plan of operation...................................................7

Part II   Other Information

  Item 1. Legal Proceedings ..................................................7

  Item 2. Changes in Securities ..............................................7

  Item 6. Exhibits and Reports on Form 8-K .................................. 7

Signatures ...................................................................8

                        WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                              ASSETS                    March, 31  December 31,
                             ---------                   2004           2003
                                                       ----------  ------------
                                                      (unaudited)

  ASSETS-Cash                                              $  201        $  211
                                                       ==========  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                -----------------------------------------------

CURRENT LIABILITIES
       Accounts payable, Officers                          9,196        $ 2,902
                                                       ----------   ------------
       Total Current Liabilities                            9,196         2,902
                                                       ----------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 25,000,000 shares

        authorized, 7,000,000 issued and outstanding        7,000         7,000
     Paid in capital                                       13,060        13,060
    (Deficit) accumulated during the development stage    (29,055)      (22,751)
                                                       ----------   ------------
             Total Stockholders' Equity (Deficit)          (8,995)       (2,691)
                                                       ----------  -------------
Total Stockholders' Equity (Deficit)                       $  201       $   211
                                                       ==========  ============


  The accompanying notes are an integral part of these financial statements

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    Cumulative
                                                                       from
                                                                  December 31,
                                                                      1998
                                                                   (Inception)
                                                                       to
                                    Three Months Ended March 31,     March31,
                                    ----------------------------      2004
                                        2004            2003      ------------
                                    ----------------------------
REVENUE                                $       -       $    -              -
                                    ------------      ----------  ------------
EXPENSES
  General and adminstrative                2,823           1,160        23,719
  Resarch and development                  3,481                         5,336

    TOTAL EXPENSES                         6,304           1,160        29,055

NET (LOSS)                             $  (6,304)    $    (1,160)   $  (29,055)
                                     ===========      ==========  ============

NET (LOSS) PER COMMON SHARE-BASIC      $    *         $        *

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING           7,000,000       7,000,000
                                    ============      ==========

* Less than $(.01) per share

The accompanying notes are an integral part of these financial statements

                  WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Cumulative
                                                                             from
                                                                          December 31,
                                                                             1998
                                                                          (Inception)
                                            Three Months Ended March 31,       to
                                            ---------------------------     March 31,
                                                2004          2003           2004
                                              -------------------------  --------------

OPERATING ACTIVITIES
  Net (loss) from operations                     $  (6,304)  $   (1,160)   $    (29,055)
                                              ------------- -----------  --------------
    NET CASH (USED BY) OPERATING ACTIVITIES         (6,304)      (1,160)        (29,055)
                                              ------------  -----------  --------------
FINANCING ACTIVITIES
  Shareholder advances                               6,294        1,160          22,256
  Proceeds from sale of common stock                                  -           7,000
                                              ------------- -----------  -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES        6,294        1,160          29,256
                                              ------------- -----------  --------------
    NET INCREASE (DECREASE) IN CASH                    (10)          -              201
                                              ------------- -----------  --------------
    CASH, BEGINNING OF PERIOD                          211           -               -
                                              ------------- -----------  --------------
    CASH, END OF PERIOD                              $ 201            -      $      201
                                              ------------- -----------  --------------
  Supplemental Schedule of Noncash
    Investing and Financing Activities:

    Contribution of shareholder advances to capital                           $  13,060
                                                                         ==============


      The accompanying notes are an integral part of these financial statements

                  WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                             (Deficit)
                                                                              Accumulated
                                          Common Stock                       During the
                                    ----------------------------   Paid In   Development
                                          Shares       Amount      Capital      Stage         Total
                                     -----------------------------------------------------------------

Balances, at inception                            -     $      -    $       -    $       -    $     -
 Issuance of stock, January 12,1999
    at $.001 per share                     7,000,000       7,000            -                   7,000
 Net (loss) for the year                                                           (3,735)     (3,735)
Balances, December 31, 1999                7,000,000       7,000            -      (3,735)      3,265
 Net (loss) for the year                                                           (4,485)     (4,485)
Balances, December 31, 2000                7,000,000       7,000            -      (8,220)     (1,220)
 Net (loss) for the year                                                           (4,185)     (4,185)
Balances, December 31, 2001                7,000,000       7,000            -     (12,405)     (5,405)
 Net (loss) for the year                                                           (4,335)     (4,335)
Balances, December 31, 2002                7,000,000       7,000            -     (16,740)     (9,740)
 Contirbuted capital                                                   13,060                  13,060
 Net (loss) for the year                                                           (6,011)     (6,011)
Balances, December 31, 2003                7,000,000       7,000       13,060     (22,751)     (2,691)
 Net (loss) for the quarter                                                        (6,304)     (6,304)
Balances, March 31, 2004                   7,000,000     $ 7,000     $ 13,060    $(29,055)  $  (8,995)
                                    =================================================================

    The accompanying notes are an integral part of these financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003 have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.


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


WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
(Registrant)

Date:  June 28,2004

By:/s/ Arshad Shah
----------------------
       Arshad Shah
       President and Director

                                  EXHIBIT 99.1
                                  CERTIFICATION

I, Arshad Shah , certify that:

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

Date: June 28,2004
/s/   Arshad Shah
------------------------
By:   Arshad Shah, CEO

                                  EXHIBIT 99.2
                                  CERTIFICATION

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

Date: June 28,2004
/s/   Arshad Shah
-------------------------
By:   Arshad Shah, CFO

                                  EXHIBIT 99.3
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WIRELESS BILLBOARDS TECHNOLOGIES, CORP. (the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arshad Shah, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Arshad Shah
                                                   -------------------------
Date: June 28,2004
                                                       Arshad Shah
                                                       Chief Financial Officer

                                  EXHIBIT 99.4
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WIRELESS BILLBOARDS TECHNOLOGIES, CORP. (the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arshad Shah, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Arshad Shah
                                                   --------------------------
Date: June 28,2004                                     Arshad Shah
                                                       Chief Executive Officer