Form 10QSB
period 2004-06-30
WIRELESS BILLBOARDS TECHNOLOGIES CORP
filed 2004-08-16
CIK 1133268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2004


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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2004 was 7,010,000.

                    WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        June 30, 2004 (unaudited) and December 31, 2003 ......................3

        Unaudited Condensed Statements of Operations for the
        three and six months ended June 30, 2004 and 2003, and cummulative from inception on December 31, 1998 through June 30, 2004 ............4

        Unaudited Condensed Statements of Cash Flows for the
        six months ended June 30, 2004 and 2003, and cummulative
        from inception on December 31, 1998 through June 30, 2004 ............5

        Statement of Changes in Stockholders' equity for the period from
        December 31, 1998 to June 30, 2004 (unaudited) .......................6

        Notes to Financial Statements (unaudited) ............................7

Item 2. Plan of operation ....................................................7

Part II   Other Information

  Item 1. Legal Proceedings ..................................................8

  Item 2. Changes in Securities ..............................................8

  Item 6. Exhibits and Reports on Form 8-K .................................. 8

Signatures ...................................................................8

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS




                                                         30-Jun    December 31,
                                                         2004          2003
                                                      ----------- -------------
                                                      (unaudited)
                                     ASSETS
                                    -------

 ASSETS-Cash
       Cash                                           $        37  $        211
OTHER- Patent costs                                         2,222
                                                      ----------- -------------

                                                      $     2,259  $        211
                                                      =========== =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES


       Accounts payable                               $     2,000
       Accounts payable, Officers                           9,811         2,902
                                                      ----------- -------------

       Total Current Liabilities                           11,811         2,902
                                                      ----------- -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 25,000,000 shares
        authorized; 7,000,000 outstanding, 2003
        7,010, 000 issued, 7,000,000 oustanding, 2004       7,010         7,000
     Paid in capital                                       18,050        13,060
    (Deficit) accumulated during the development stage    (34,612)      (22,751)
                                                      ----------- -------------

       Total Stockholders' Equity (Deficit)                (9,552)       (2,691)
                                                      ----------- -------------
Total Stockholders' Equity (Deficit)
                                                      $     2,259  $        211
                                                      =========== =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                 Cumulative
                                                                                    from
                                                                                December 31,
                                                                                    1998
                                                                                 (Inception)
                                     Three Months Ended    Six Months Ended           to
                                          June 30,              June 30,           June 30,
                                    --------------------- --------------------- ------------
                                        2004       2003       2004       2003         2004
                                    ---------- ---------- ---------- ---------- ------------
REVENUE                              $       -  $       -                        $         -
                                    ---------- ---------- ---------- ---------- ------------

EXPENSES
   General and adminstrative             7,780        875     10,603      2,035       31,499
   Resarch and development              (2,223)                1,258                   3,113
                                    ---------- ---------- ---------- ---------- ------------

   TOTAL EXPENSES                        5,557        875     11,861      2,035       34,612
                                    ---------- ---------- ---------- ---------- ------------

   NET (LOSS)                        $  (5,557) $    (875) $ (11,861) $  (2,035) $   (34,612)
                                    ========== ========== ========== ========== ============

   BASIC NET (LOSS) PER COMMON SHARE $      *   $      *   $     *    $     *
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
                                    ========== ========== ========== ==========

* Less than $(.01) per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Cumulative
                                                                               from
                                                     Six Months Ended       December 31,
                                                 -------------------------     1998
                                                    June 30,     June 30,   (Inception)
                                                 -------------------------      to
                                                       2004         2003       2004
                                                 ------------ ------------ --------------
OPERATING ACTIVITIES
       Net (loss) from operations                 $   (11,861) $    (2,035) $     (34,612)
                                                 ------------ ------------ --------------
   Adjustments to reconcile net (loss) to net
       cash used by operating activities:
       Changes in:
          Accounts payable                              2,000                       2,000
                                                 ------------ ------------ --------------

       NET CASH (USED BY) OPERATING ACTIVITIES         (9,861)      (2,035)       (32,612)
                                                 ------------ ------------ --------------


INVESTING ACTIVITIES
   Increase in patent pending costs                    (2,222)                     (2,222)

       NET CASH (USED BY) OPERATING ACTIVITIES         (2,222)                     (2,222)
                                                 ------------ ------------ --------------

FINANCING ACTIVITIES
   Shareholder advances                                 6,909        2,035         22,871
   Proceeds from common stock                           5,000            -         12,000
                                                 ------------ ------------ --------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES       11,909        2,035         34,871
                                                 ------------ ------------ --------------

       NET INCREASE (DECREASE) IN CASH                   (174)           -             37
                                                 ------------ ------------ --------------

       CASH, BEGINNING OF PERIOD                          211            -              -
                                                 ------------ ------------ --------------

       CASH, END OF PERIOD                        $        37  $         -  $          37
                                                 ============ ============ ==============

Supplemental Schedule of Noncash
   Investing and Financing Activities:

   Contribution of shareholder advances to capital                          $      13,060
                                                                           ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                          (Deficit)
                                                                         Accumulated
                                          Common Stock                    During the
                                     -----------------------   Paid In  Development
                                        Shares       Amount    Capital      Stage           Total
                                     ----------- ----------- ----------- ------------ ------------
Balances, at inception                         -  $        -  $        -  $         -  $         -
 Issuance of stock, January 12,1999
    at $.001 per share                 7,000,000       7,000           -                     7,000
 Net (loss) for the year                                                       (3,735)      (3,735)
                                     ----------- ----------- ----------- ------------ ------------
Balances, December 31, 1999            7,000,000       7,000           -       (3,735)       3,265
 Net (loss) for the year                                                       (4,485)      (4,485)
                                     ----------- ----------- ----------- ------------ ------------
Balances, December 31, 2000            7,000,000       7,000           -       (8,220)      (1,220)
 Net (loss) for the year                                                       (4,185)      (4,185)
                                     ----------- ----------- ----------- ------------ ------------
Balances, December 31, 2001            7,000,000       7,000           -      (12,405)      (5,405)
 Net (loss) for the year                                                       (4,335)      (4,335)
                                     ----------- ----------- ----------- ------------ ------------
Balances, December 31, 2002            7,000,000       7,000           -      (16,740)      (9,740)
 Contirbuted capital                                              13,060                    13,060
 Net (loss) for the year                                                       (6,011)      (6,011)
                                     ----------- ----------- ----------- ------------ ------------
Balances, December 31, 2003            7,000,000       7,000      13,060      (22,751)      (2,691)
(unaudited)
 Stock subscriptions, fully paid
    May 27, 2004                          10,000          10       4,990                     5,000
 Net (loss) for the six months                                                (11,861)     (11,861)
                                     ----------- ----------- ----------- ------------ ------------
Balances, June 30, 2004, (unaudited)   7,010,000  $    7,010  $   18,050  $   (34,612) $    (9,552)
                                     =========== =========== =========== ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     WIRELESS BILLBOARDS TECHNOLOGIES, INC.


Notes to Financial Statements (unaudited)


Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003 have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.

Note 2. RESTATED RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred during the first quarter of 2004, $2,222 of patent pending legal fees which were inadvertently classified as a research and development expense. During the current quarter the Company reclassified this amount as a patent pending cost which will commence amortization once Letters Patent are issued.

Note 3. RELATED PARTY

The majority of the research and development activities and costs thereof, of the wireless billboards technology has been, and is continuing to be conducted and borne, personally, by the president of the Company. The Company believes it may eventually acquire this technology at the time the technology reaches technological feasibility. In the meantime, the Company has paid for some of the research and development costs and legal fees pursuant to acquiring this technology, although no transfer of the technology to the Company has been formalized to date.

Note 4. STOCK SUBSCRIBED

During  the  current  quarter  an  individual   acquired  for  $.50  a  share  a
subscription to 10,000 shares of the Company's common stock which is considered not outstanding as of June 30, 2004.

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

The Company is currently engaged in research and development activities in connection with wireless technology. The president of the Company who has personally financed the majority of this activity, plans to pursue the completion and sale of products relating to the technology, provided funding sources become available.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     31.1 Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
     31.2 Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
     32.1 CERTIFICATION  PURSUANT  TO 18 U.S.C.  1350,  AS ADOPTED  PURSUANT  TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
     32.2 CERTIFICATION  PURSUANT  TO 18 U.S.C.  1350,  AS ADOPTED  PURSUANT  TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b) Reports on Form 8-K
         None


SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
(Registrant)

Date:  August 13,2004

By:/s/ Arshad Shah
----------------------
       Arshad Shah
       President and Director

                                  EXHIBIT 31.1
                                  CERTIFICATION

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

Date: August 13, 2004
/s/   Arshad Shah
------------------------
By:   Arshad Shah, CEO

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

Date: August 13, 2004
/s/   Arshad Shah
-------------------------
By:   Arshad Shah, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WIRELESS BILLBOARDS TECHNOLOGIES, CORP. (the "Company") on Form 10-QSB for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arshad Shah, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Arshad Shah
                                                   -------------------------
Date: August 13, 2004                                  Arshad Shah
                                                       Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WIRELESS BILLBOARDS TECHNOLOGIES, CORP. (the "Company") on Form 10-QSB for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arshad Shah, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Arshad Shah
                                                   --------------------------
Date: August 13, 2004                                  Arshad Shah
                                                       Chief Executive Officer