Form 10QSB
period 2004-09-30
WIRELESS BILLBOARDS TECHNOLOGIES CORP
filed 2004-11-15
CIK 1133268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004


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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2004 was 7,010,000.

                    WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS                          PAGE


Part I  Financial Information

Item 1. Financial Statements:

        Condensed Balance Sheets
        September 30, 2004 (unaudited) and December 31, 2003 ..................3

        Unaudited Condensed Statements of Operations for the
        three and nine months ended September 30, 2004 and 2003,
        and cumulative from inception on December 31, 1998
        through September 30, 2004 ............................................4

        Unaudited Condensed Statements of Cash Flows for the
        nine months ended September 30, 2004 and 2003, and cumulative from inception on December 31, 1998 through September 30, 2004 ........5

        Statement of Changes in Stockholders' equity for the period from
        December 31, 1998 to September 30, 2004 (unaudited)....................6

        Notes to Financial Statements (unaudited) .............................7

Item 2. Plan of operation .....................................................7

Part II Other Information

Item 1. Legal Proceedings .....................................................8

Item 2. Changes in Securities .................................................8

Item 6. Exhibits and Reports on Form 8-K ..................................... 8

Signatures ....................................................................8

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS




                                                     September 30, December 31,
                                                         2004          2003
                                                      ----------- -------------
                                                      (unaudited)
                                     ASSETS
                                   ---------

 ASSETS-Cash
       Cash                                           $         - $         211
OTHER- Patent costs                                         2,222
                                                      ----------- -------------

                                                      $     2,222 $         211
                                                      =========== =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

       Accounts payable                               $     4,374 $           -
       Advances, related parties                           17,811         2,902
                                                      ----------- -------------
       Total Current Liabilities                           22,185         2,902
                                                      ----------- -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, par value $.001, 25,000,000 shares
     authorized; 7,000,000 outstanding, 2003
     7,010, 000 issued, 7,000,000 oustanding, 2004          7,010         7,000
  Paid in capital                                          18,050        13,060
 (Deficit) accumulated during the development stage       (45,023)      (22,751)
                                                      ----------- -------------

    Total Stockholders' Equity (Deficit)                  (19,963)       (2,691)
                                                      ----------- -------------
Total Stockholders' Equity (Deficit)
                                                      $     2,222 $         211
                                                      =========== ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                Cumulative
                                                                                   from
                                                                                December 31,
                                                                                    1998
                                                                                (Inception)
                                     Three Months Ended      Nine Months Ended       to
                                       September 30,          September 30,     September 30,
                                    --------------------- --------------------- -------------
                                       2004      2003        2004      2003         2004
                                    ---------- ---------- ---------- ---------- -------------
REVENUE                             $        - $        - $        - $        - $           -
                                    ---------- ---------- ---------- ---------- -------------

EXPENSES
  General and adminstrative             10,410        875     21,013      3,320        41,910
  Resarch and development                    -                 1,258                    3,113
                                    ---------- ---------- ---------- ---------- -------------
    TOTAL EXPENSES                      10,410        875     22,271      3,320        45,023
                                    ---------- ---------- ---------- ---------- -------------
NET (LOSS)                          $  (10,410)$     (875)$  (22,271 $   (3,320)$     (45,023)
                                    ========== ========== ========== ========== =============
BASIC NET (LOSS) PER COMMON SHARE   $       *  $       *  $       *  $       *
                                    ========== ========== ========== ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING         7,010,000  7,000,000  7,005,556  7,000,000
                                    ========== ========== ========== ==========

* Less than $(.01) per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                             Cumulative
                                                                               from
                                                                            December 31,
                                                                               1998
                                                      Nine Months Ended     (Inception)
                                                 -------------------------      to
                                                       September 30,        September 30,
                                                 ------------------------- --------------
                                                      2004        2003          2004
                                                 ------------ ------------ --------------
OPERATING ACTIVITIES
         Net (loss) from operations               $   (22,271) $    (3,320) $     (45,023)
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
            Changes in:
              Accounts payable                          4,374                       4,374
                                                 ------------ ------------ --------------

        NET CASH (USED BY) OPERATING ACTIVITIES       (17,897)      (3,320)       (40,649)
                                                 ------------ ------------ --------------
INVESTING ACTIVITIES
         Increase in patent pending costs              (2,222)                     (2,222)
                                                 ------------              --------------

        NET CASH (USED BY) OPERATING ACTIVITIES        (2,222)                     (2,222)
                                                 ------------              --------------

FINANCING ACTIVITIES
         Advances-related parties                      14,908        3,320         30,871

         Proceeds from common stock                     5,000            -         12,000
                                                 ------------ ------------ --------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES      19,908        3,320         42,871
                                                 ------------ ------------ --------------

        NET INCREASE (DECREASE) IN CASH                  (211)          -              (0)

                                                 ------------ ------------ --------------
        CASH, BEGINNING OF PERIOD                         211           -              -
                                                 ------------ ------------ --------------

        CASH, END OF PERIOD                       $        (0)           -  $          (0)
                                                 ============ ============ ==============

Supplemental Schedule of Noncash
   Investing and Financing Activities:

            Contribution of shareholder advances to capital                   $    13,060
                                                                           ==============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     WIRELESS BILLBOARDS TECHNOLOGIES, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                          (Deficit)
                                                                          Accumulated
                                           Common Stock                   During the
                                     -----------------------   Paid In    Development
                                       Shares       Amount     Capital      Stage      Total
                                     ----------- ----------- ----------- ------------ ------------
Balances, at inception                        -  $         - $         - $          - $          -

 Issuance of stock, January 12,1999

    at $.001 per share                 7,000,000       7,000           -                     7,000
 Net (loss) for the year                                                       (3,735)      (3,735)
                                     ----------- ----------- ----------- ------------ ------------
Balances, December 31, 1999            7,000,000       7,000           -       (3,735)       3,265

 Net (loss) for the year                                                       (4,485)      (4,485)
                                     ----------- ----------- ----------- ------------ ------------
Balances, December 31, 2000            7,000,000       7,000           -       (8,220)      (1,220)

 Net (loss) for the year                                                       (4,185)      (4,185)
                                     ----------- ----------- ----------- ------------ ------------
Balances, December 31, 2001            7,000,000        7,000          -      (12,405)      (5,405)

 Net (loss) for the year                                                       (4,335)      (4,335)
                                     ----------- ----------- ----------- ------------ ------------
Balances, December 31, 2002            7,000,000       7,000           -      (16,740)      (9,740)

 Contirbuted capital                                              13,060                    13,060
 Net (loss) for the year                                                       (6,011)      (6,011)
                                     ----------- ----------- ----------- ------------ ------------
Balances, December 31, 2003            7,000,000       7,000      13,060      (22,751)      (2,691)
(unaudited)
 Stock subscriptions, fully paid
  May 27, 2004                             10,000         10       4,990                     5,000
 Net (loss) for the nine months                                               (22,271)     (22,271)
                                     ----------- ----------- ----------- ------------ ------------
Balances, September 30, 2004,          7,010,000 $     7,010 $    18,050 $    (45,023)$    (19,963)
(unaudited)                          =========== =========== =========== ============ ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     WIRELESS BILLBOARDS TECHNOLOGIES, INC.

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.

Note 2. CHANGE IN LEVEL OF OPERATING EXPENSES

During the current quarter management increased its level of accrued compensation and office overhead expense to $1,000 per month for each category, resulting in a total of $6,000 compared to $675 for the same quarter a year ago. In addition the amount incurred for the current quarter for accounting and audit services was $4,030, which was $3,947 higher than the same quarter a year ago.



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

Date:  November 15,2004

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

Date: November  15, 2004
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

Date: November 15, 2004
/s/   Arshad Shah
-------------------------
By:   Arshad Shah, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WIRELESS BILLBOARDS TECHNOLOGIES, CORP. (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arshad Shah, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Arshad Shah
                                                   -------------------------
Date: NOvember 15, 2004                                Arshad Shah
                                                       Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WIRELESS BILLBOARDS TECHNOLOGIES, CORP. (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arshad Shah, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Arshad Shah
                                                   --------------------------
Date: November 15, 2004                                Arshad Shah
                                                       Chief Executive Officer